Form 10-Q
period 2026-06-30
JBAAM Acquisition Corp II
filed 2026-08-13
CIK 2133917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56846

JBAAM Acquisition Corp II

(Exact name of registrant as specified in its charter)

Delaware	42-1864896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39 West 37th Street, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(212) 822-2954
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 13, 2026, there were 10,000,000 shares of Common Stock, par value $0.0001, issued and outstanding.

JBAAM ACQUISITION CORP II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “JBAAM Acquisition Corp II,” “we,” “us,” “our” and the “Company” refer collectively to JBAAM Acquisition Corp II.

Item 1. Financial Statements.

JBAAM ACQUISITION CORP II

June 30, 2026

JBAAM ACQUISITION CORP II

CONDENSED BALANCE SHEET

(Unaudited)

June 30, 2026

ASSETS
Current assets
Cash	$55,002
Total current assets	55,002
Total assets	$55,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$25,000
Note payable - stockholder	75,000
Total current liabilities	100,000
Total liabilities	100,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,000,000 issued and outstanding	100
Common stock, $0.0001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Additional Paid-In Capital	8,900
Accumulated deficit	(54,998)
Total stockholders’ deficit	(44,998)
Total liabilities and stockholders’ deficit	$55,002

See accompanying notes to condensed financial statements.

JBAAM ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

For the period April 2, 2026 (Inception) to June 30, 2026

Operating Expense
General and administrative expenses	$862
Professional Fees	54,136
Total Operating Expense	(54,998)
Net loss	$(54,998)
Weighted average common stock outstanding, basic and diluted	10,000,000
Net loss per share of common stock, basic and diluted	$(0.01)

See accompanying notes to condensed financial statements.

JBAAM ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period April 2, 2026 (Inception) to June 30, 2026
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficits
Beginning Balance (April 2, 2026)	—	—	—	—	—	—	—
Issuance of common stock	10,000,000	$1,000	1,000,000	$100	$8,900	—	$10,000
Net Loss	—	—	—	—	—	(54,998)	(54,998)
Ending Balance (June 30, 2026)	10,000,000	$1,000	1,000,000	$100	$8,900	$(54,998)	$(44,998)

See accompanying notes to condensed financial statements.

JBAAM ACQUISITION CORP II

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period April 2, 2026 (Inception) to June 30, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(54,998)
Accrued Expenses	25,000
Net cash Used in Operating Activities	(29,998)
CASH FLOW FROM FINANCING ACTIVITIES
Note Payable - Related Party	75,000
Issuance of Common Stock and Preferred Stock	10,000
Net cash provided by Financing Activities	85,000

Net Change in Cash	55,002
Cash at beginning of the period	—
Cash at end of the period	$55,002

Supplemental disclosure of cash flow information:
Cash Paid During the period for:
Interest	—
Taxes	—

See accompanying notes to condensed financial statements.

JBAAM ACQUISITION CORP II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1. Nature of Operations

JBAAM Acquisition Corp II (the “Company”) was incorporated in the State of Delaware on April 2, 2026. The Company’s management has chosen December 31 for its fiscal year end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business, rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry, or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officer and directors of the Company.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s General Form for Registration of Securities   on Form 10 for the period of April 2, 2026 (inception) to April 30, 2026.

The Company applies ASC 280, Segment Reporting, and has adopted ASU 2023-07. The Company currently operates as a single segment, but complies with enhanced interim disclosure requirements related to segment expenses and performance measures reviewed by the Chief Operating Decision Maker (see note 6).

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of June 30, 2026, the Company had warrants outstanding to purchase up to 50,000,000 shares of Common Stock at an exercise price of $0.01 per share. These potentially dilutive instruments were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”. As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find the securities less attractive as a result, there may be a less active trading market for securities and the prices of securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards (that is, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies). The Company intends to take advantage of the benefits of this extended transition period.

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) the annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Warrants

The Company evaluates the Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. Pursuant to such an evaluation, the Warrants issued with the Common and Preferred Stock are classified as stockholders’ equity.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses (ASU 2024-03). Under ASU 2024-03 requires public business entities to disclose, in the notes to the financial statements, disaggregated information about certain natural expense categories included within income statement captions.

The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

The Company has not commenced operations and currently does not incur expenses in the categories specified by the ASU (such as inventory purchases, employee compensation, depreciation, or amortization). Therefore, the Company does not expect the adoption of this ASU to have a material impact on its financial statements until such time as it begins operating activities.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. As an emerging growth company that has elected the extended transition period, the Company expects to adopt ASU 2023-09 for its first annual reporting period, beginning with its Annual Report on Form 10-K, and the standard is not applicable to interim periods. Because the Company has incurred net operating losses, maintains a full valuation allowance, has paid no income taxes, and operates in a single jurisdiction, the Company does not expect the adoption of ASU 2023-09 to have a material effect on its financial statement disclosure.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose significant segment expenses and other segment items on both an annual and interim basis, as reviewed by the Chief Operating Decision Maker (CODM). The Company adopted ASU 2023-07 effective April 2, 2026.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Capital Stock

Preferred Stock

As of June 30, 2026 the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized. Of these, 1,000,000 shares have been designated as Series A Super Voting Preferred Stock, all of which are issued and outstanding. Each share of Series A Super Voting Preferred Stock entitles the holder to 100 votes per share, voting together with the Common Stock as a single class. The shares of Series A Super Voting Preferred Stock are not convertible and are not redeemable. The remaining 9,000,000 shares of preferred stock remain undesignated and available for future issuance.

Common Stock

As of June 30, 2026 the Company has 100,000,000 shares of common stock, par value of $0.0001, authorized and 10,000,000 shares issued and outstanding. Each share of common stock entitles the holder thereof to one vote per share. The common stock does not have cumulative voting rights.

Warrants

As of June 30, 2026, the Company has issued warrants to Andrew Weksler, its Chief Executive Officer, to purchase up to 50,000,000 shares of Common Stock at an exercise price $0.01 per share. The Warrants are exercisable at any time and expire twenty (20) years from the date of issuance. If, at the time of exercise, the shares of Common Stock underlying the Warrants are not registered under the Securities Act, the holder may exercise the Warrants on a cashless basis. The Warrants contain anti-dilution adjustments for stock splits, stock dividends, recapitalizations and similar events.

Note 4. Income Taxes

As of June 30, 2026, the Company has $11,550   in gross deferred tax assets resulting from net operating loss carry-forwards of $54,998,   available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The tax provision at the statutory federal income tax rate for the period ended June 30, 2026, and the tax provisions attributable to loss before income taxes is as follows:

June 30, 2026
Statutory federal income taxes	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	—%

Note 5. Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On April 30, 2026, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the amount due under the note payable was $75,000.

Common Stock Issuance

On April 30, 2026, the Company issued (i) 10,000,000 shares of its $0.0001 par value common stock and (ii) 1,000,000 shares of its $0.0001 par value Series A Super Voting Stock to the founder of the Company for an aggregate purchase price of $10,000. In connection with the issuance of the common stock, the Company also issued warrants to the founder to purchase up to 50,000,000 shares of common stock at an exercise price of $0.01 per share. The warrants are exercisable at any time and expire twenty years from the date of issuance. If the underlying shares are not registered under the Securities Act at the time of exercise, the warrants may be exercised on a cashless basis. The Company issued these shares of Common Stock and Series A Super Voting Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Securities Purchase Agreement is filed herewith as Exhibit 10.1.

Note 6. Segment Reporting

The Company determined its reporting segments   in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

The Company is a blank-check company organized solely to raise capital through an initial public offering and to identify and complete a merger, acquisition, or business combination, thus all activity for the period from April 2, 2026 (Inception) to June 30, 2026 relates to the Company’s formation and the Proposed Public Offering. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have any operating income and therefore, it does not have any revenues. The Company will not generate any operating revenues until after the completion of a transaction, at the earliest. The Company’s significant expenses were general and administrative expenses, which were $54,998   for the period from April 2, 2026 (Inception) to June 30, 2026. Refer to the Company’s condensed statements   of operations for additional information.

As of June 30, 2026, the Company had total assets of $55,002 and has not earned any revenues from operations to date.   See the Company’s balance sheets for additional information.

Note 7. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $54,998   and $44,998   respectively as of June 30, 2026.     The Company had $55,002 of cash and has not earned any revenues from operations to date. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 8. Subsequent Events

The Company evaluated subsequent events through August 13, 2026, the date on which the financial statements were issued, and concluded that there were no events or transactions occurring during this period that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business

JBAAM Acquisition Corp II was incorporated in the State of Delaware on April 2, 2026. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has focused its efforts to identify a possible business combination. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

 The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Rule 419 under the Securities Act imposes certain restrictive requirements on offerings of securities by blank check companies. However, we have no present intention of engaging in an offering of our securities that would be subject to Rule 419 while we remain a blank check company. We anticipate raising funds through an offering of our securities only upon completion of a business combination as a result of which we would no longer be a blank check company. Therefore, we do not anticipate that the provisions of Rule 419 will deter a potential target company from entering into a business combination transaction with us.

The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only one shareholder, who is and is anticipated to continue to be an “accredited investor” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to him will be exempt from registration under the Securities Act and Rule 506 of Regulation D.

●	The applicable rules of the SEC prohibit the use of Form S-8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8-K under the Exchange Act requires a shell company (that is not a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including audited financial statements and pro forma financial information of an acquired business (a so-called “Super 8-K”) within four business days after completing the transaction. We anticipate filing such a Super 8-K upon completing a prospective business combination.

●	Rule 15-01 of Regulation S-X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8-K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8-K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

In addition, the Company is an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.235 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2026, the Company had cash of $55,002.   On April 30, 2026, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Andrew Weksler, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Weksler the sum of any and all amounts that Mr. Weksler may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Weksler has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $75,000.   The note is filed herewith as Exhibit 4.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

As of June 30, 2026, the Company had $55,002   of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider acquiring a business, which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business we select for a potential business combination may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, we contemplate that Montrose Capital may introduce business combination opportunities to us. There are currently no agreements or preliminary agreements between us and Montrose Capital.

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $40,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of June 30, 2026, the Company had total assets equal to $55,002 comprised exclusively of cash. The Company’s current liabilities as of June 30, 2026 totaled $100,000 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

For the period April 2, 2026 (Inception) to June 30, 2026
Net Cash Used In Operating Activities	$(29,998)
Net Cash Provided by Financing Activities	85,000
Net Change in Cash	$55,002

The Company has only cash assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Promissory Note to a Stockholder and Director

On April 30, 2026, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Andrew Weksler, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Weksler the sum of any and all amounts that Mr. Weksler may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Weksler has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $75,000. As of June 30, 2026, the Company had no long-term debt obligations, lease obligations, or other contractual commitments, other than the amounts due under the note.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the period April 2, 2026 (Inception) to June 30, 2026. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period April 2, 2026 (Inception) to June 30, 2026 the Company had a net loss of $54,998,   comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s knowledge and experience about past and current events and assumptions about future events. Management’s estimate of the current portion of note payable - stockholder is based on the possibility that within one year of the balance sheet date a transaction will occur that requires the Company to repay the note payable. Management’s estimate of the deferred tax benefit arising from the net operating loss carry forwards available to reduce future federal and state taxable income and the related valuation allowance in the same amount assumes that the Company will be acquired by a target company and the benefit will not be realized.

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with GAAP.

Under the supervision and with the participation of our Principal Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer who also serves as our Principal Financial and Accounting Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not, in design and operation, effective as of June 30, 2026 at a reasonable assurance level due to the material weakness in internal control over financial reporting described below:

Material Weaknesses

Lack of personnel with adequate U.S. GAAP and financial reporting expertise to ensure that accrued expenses are completely and accurately recorded and that the related financial statement footnote disclosures are properly prepared.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a Securities Purchase Agreement dated April 30, 2026, the Company sold and issued to Andrew Weksler, the Company’s sole officer and director, (i) an aggregate of 10,000,000 shares of Common Stock, (ii) an aggregate of 1,000,000 shares of Series A Super Voting Preferred Stock, and (iii) warrants to purchase up to 50,000,000 shares of Common Stock at an exercise price of $0.01 per share, for an aggregate cash purchase price of $10,000.

The Warrants are exercisable at any time and expire twenty (20) years from the date of issuance. If, at the time of exercise, the shares of Common Stock underlying the Warrants are not registered under the Securities Act, the holder may exercise the Warrants on a cashless basis. The Warrants contain anti-dilution adjustments for stock splits, stock dividends, recapitalizations and similar events. The Series A Super Voting Preferred Stock entitles the holder to 100 votes per share, voting together with the Common Stock as a single class, and is not convertible and not redeemable.

The proceeds from the sale of the securities described above will be used for working capital and general and administrative expenses. No securities were issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. The sale was made pursuant to a privately negotiated transaction that did not involve a public offering and, accordingly, was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and the rules promulgated thereunder, including Regulation D, the purchaser being an accredited investor as defined in Rule 501(a).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	JBAAM ACQUISITION CORP II

	By:	/s/ Andrew Weksler
Andrew Weksler
Chief Executive Officer, President, Secretary, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 13, 2026).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 13, 2026).

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 13, 2026).

4.1	Promissory Note issued by the Company to Andrew Weksler, dated April 30, 2026 (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 13, 2026).

10.1	Securities Purchase Agreement by and between the Company and Andrew Weksler, dated April 30, 2026 (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10 of the Company, filed with the U.S. Securities and Exchange Commission on May 13, 2026).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.